Form 10-K
period 2013-03-31
Honda Auto Receivables 2012-1 Owner Trust
filed 2013-06-24
CIK 1542154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

333-173202-03
(Commission File Number of issuing entity)

Honda Auto Receivables 2012-1 Owner Trust

(Exact name of issuing entity specified in its charter)

333-173202
(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Delaware	30-6310131
(State or other jurisdiction of organization	(I.R.S Employer Identification No.)
of the issuing entity)

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

Item 1117 of Regulation AB.     Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), The Bank of New York Mellon (the “Indenture Trustee”), Deutsche Bank Trust Company Delaware (the “Owner Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

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

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Owner Trustee or the Trust. The Owner Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee or the Trust.

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

Item 1122 of Regulation AB.    Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party. Notwithstanding the preceding sentence, the Indenture Trustee has identified in Schedule A to its Servicing Report which is attached as exhibit 33.2 to this Form 10-K, three instances of material noncompliance with the applicable servicing criteria. The Indenture Trustee, however, has confirmed that such instances of material noncompliance identified in Schedule A to its Servicing Report relate to transactions involving manufactured housing, and do not relate to any transactions involving asset-backed securities securitized by the Trust or backed by auto loans.

Item 1123 of Regulation AB.    Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011.

Exhibit 4.1 – Indenture, dated February 23, 2012, between Honda Auto Receivables 2012-1 Owner Trust and The Bank of New York Mellon, as indenture trustee, incorporated to Exhibit 4.1 by reference to Form 8-K dated February 23, 2012, and filed by the registrant on February 23, 2012.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated February 23, 2012, between American Honda Receivables LLC and Deutsche Bank Trust Company Delaware, as owner trustee, incorporated to Exhibit 4.2 by reference to Form 8-K dated February 23, 2012, and filed by the registrant on February 23, 2012.

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

Exhibit 34.2 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2012-1 Owner Trust

By: American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 24, 2013		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011.

Exhibit 4.1 – Indenture, dated February 23, 2012, between Honda Auto Receivables 2012-1 Owner Trust and The Bank of New York Mellon, as indenture trustee, incorporated to Exhibit 4.1 by reference to Form 8-K dated February 23, 2012, and filed by the registrant on February 23, 2012.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated February 23, 2012, between American Honda Receivables LLC and Deutsche Bank Trust Company Delaware, as owner trustee, incorporated to Exhibit 4.2 by reference to Form 8-K dated February 23, 2012, and filed by the registrant on February 23, 2012.

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

Exhibit 34.2 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

- 6 -